Form 10-K
COMM 2013-CCRE7 Mortgage Trust
filed 2014-03-28
CIK 1571236

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-184376-03

      COMM 2013-CCRE7 Mortgage Trust
      (exact name of issuing entity as specified in its charter)

      Deutsche Mortgage & Asset Receiving Corporation
      (exact name of the depositor as specified in its charter)

      German American Capital Corporation
      KeyBank National Association
      Cantor Commercial Real Estate Lending, L.P.
      (exact names of the sponsors as specified in their charters)



  New York                                38-3903369
  (State or other jurisdiction of         38-3903370
  incorporation or organization)          38-7092922
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (212) 250-2500




  Securities registered pursuant to Section 12(b) of the Act:

    None.



  Securities registered pursuant to Section 12(g) of the Act:

    None.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

   Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.

  EXPLANATORY NOTES

  The Moffett Towers Phase II Mortgage Loan, which constituted approximately 13.9% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Phase II Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Moffett Towers Phase II Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the Moffett Towers Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date. The Moffett Towers Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-LC6 Mortgage Trust transaction, Commission File Number 333-184376-01 (the "COMM 2013-LC6 Transaction"). This loan combination, including the Moffett Towers Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-LC6 Transaction, which is incorporated by reference as Exhibit
  4.2 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the Larkspur Landing Hotel Portfolio Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. The Larkspur Landing Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Larkspur Landing Hotel Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2013-CCRE6 Mortgage Trust transaction, Commission File Number 333-184376-02 (the "COMM 2013-CCRE6 Transaction"). This loan combination, including the Larkspur Landing Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE6 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

  Midland Loan Services, a Division of PNC Bank, National Association (Midland) is the primary servicer of the Moffett Towers Mortgage Loan and master servicer of the loans serviced under the Pooling and Servicing Agreement. Thus, Midland is a servicer, as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Moffett Towers Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

  Wells Fargo Bank, National Association ("Wells Fargo") is the trustee, certificate administrator and custodian of the loans serviced under the Pooling and Servicing Agreement, the trustee, certificate administrator and custodian of the Moffett Towers Mortgage Loan, and the primary servicer and special servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan. Thus, Wells Fargo is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Moffett Towers Mortgage Loan and the Larkspur Landing Hotel Portfolio Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.


  Park Bridge Lender Services, LLC (Park Bridge) is the operating advisor of the Moffett Towers Mortgage Loan and operating advisor of the loans serviced under the Pooling and Servicing Agreement. As a result, Park Bridge is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Park Bridge in the capacity described above are listed in the Exhibit Index.


  U. S. Bank National Association acts as Trustee with respect to the Larkspur Landing Hotel Portfolio. Pursuant to pursuant to the pooling and servicing agreement with respect to the COMM 2013-CCRE6 Transaction, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Item 1122(d)(2)(iii) of Regulation AB.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by primary servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Moffett Towers Phase II Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on April 22, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,444,320.64 for the twelve-month period ended December 31, 2013.


Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information requarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on April 22, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-LC6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-LC6 Transaction incorporated by reference as
Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-LC6 Transaction responsible for each applicable servicing criteria set forth in
Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Larkspur Landing Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-CCRE6 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-CCRE6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.7. The material instances of noncompliance disclosed in this 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section
1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as Exhibit 33.3. The material instances of noncompliance disclosed in this 2013 KeyBank Assessment are as follows:

1) KeyBank National Association (KeyBank) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto as Exhibits to this Annual Report on Form 10-K.



                               Part IV

 Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not applicable
    (2) Not applicable
    (3) See below

4.1 Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Situs Holdings, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services, LLC, as Operating Advisor (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 5, 2014 in connection with the COMM 2013-LC6 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of March 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the Registrant's Current Report on Form 8-K filed on March 7, 2013 in connection with the COMM 2013-CCRE6 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan
33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Larkspur Landing Hotel Portfolio Mortgage Loan
33.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 33.4)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 33.4)
33.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel
Portfolio Mortgage Loan
33.8 Park Bridge Lender Services LLC as Operating Advisor
33.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II
Mortgage Loan (see Exhibit 33.8)
33.10 Park Bridge Lender Services, LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(see Exhibit 33.8)
33.11 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio
Mortgage Loan (see Exhibit 33.8)
33.12 Situs Holdings, LLC, as Special Servicer
33.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 33.12)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.15 Wells Fargo Bank, National Association, as Custodian
33.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 33.14)
33.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II
Mortgage Loan (see Exhibit 33.15)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 33.14)
33.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(see Exhibit 33.15)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan
33.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (see Exhibit 33.20)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan
34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing
Hotel Portfolio Mortgage Loan
34.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 34.4)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 34.4)
34.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio
Mortgage Loan
34.8 Park Bridge Lender Services LLC as Operating Advisor
34.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage
Loan (see Exhibit 34.8)
34.10 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(see Exhibit 34.8)
34.11 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan
(see Exhibit 34.8)
34.12 Situs Holdings, LLC, as Special Servicer
34.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 33.12)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.15 Wells Fargo Bank, National Association, as Custodian
34.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 34.14)
34.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage
Loan (see Exhibit 34.15)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 34.14)
34.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage
Loan (see Exhibit 34.15)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan
34.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (see Exhibit 34.21)


35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the
Larkspur Landing Hotel Portfolio Mortgage Loan
35.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
MOffett Towers Phasee II Mortgage Loan (see Exhibit 35.3)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 35.3)
35.6 Situs Holdings, LLC, as Special Servicer
35.7 Situs Holdings, LLC, as Special Servicer of the Moffet Towers Phase II Mortgage Loan (see Exhibit 35.6)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator
35.9 Wells Fargo Bank, National Association, as Special Servicer of the Moffett
Towers Phase II Mortgage Loan (see Exhibit 35.8)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the
Moffett Towers Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing
Hotel Portfolio Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and Cantor Commercial Real Estate Lending, L.P.
(filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on
May 16, 2013 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 16, 2013 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and KeyBank National Association (filed as Exhibit 99.3 to the registrant's
Current Report on Form 8-K filed on May 16, 2013 and incorporated by reference herein).



   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014

   /s/ Natalie Grainger
   Natalie Grainger, Vice President

   Date:   March 28, 2014


  Exhibit Index

  Exhibit No.


4.1 Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Situs Holdings, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services, LLC, as Operating Advisor (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 5, 2014 in connection with the COMM 2013-LC6 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of March 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the Registrant's Current Report on Form 8-K filed on March 7, 2013 in connection with the COMM 2013-CCRE6 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan
33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Larkspur Landing Hotel Portfolio Mortgage Loan
33.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 33.4)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 33.4)
33.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel
Portfolio Mortgage Loan
33.8 Park Bridge Lender Services LLC as Operating Advisor
33.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II
Mortgage Loan (see Exhibit 33.8)
33.10 Park Bridge Lender Services, LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(see Exhibit 33.8)
33.11 Park Bridge Lender Services LLC as Operating Advisor of the Larkspur Landing Hotel Portfolio
Mortgage Loan (see Exhibit 33.8)
33.12 Situs Holdings, LLC, as Special Servicer
33.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 33.12)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.15 Wells Fargo Bank, National Association, as Custodian
33.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 33.14)
33.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II
Mortgage Loan (see Exhibit 33.15)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 33.14)
33.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(see Exhibit 33.15)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan
33.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (see Exhibit 33.20)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan
34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing
Hotel Portfolio Mortgage Loan
34.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 34.4)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 34.4)
34.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio
Mortgage Loan
34.8 Park Bridge Lender Services LLC as Operating Advisor
34.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage
Loan (see Exhibit 34.8)
34.10 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(see Exhibit 34.8)
34.11 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan
(see Exhibit 34.8)
34.12 Situs Holdings, LLC, as Special Servicer
34.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 33.12)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.15 Wells Fargo Bank, National Association, as Custodian
34.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (see Exhibit 34.14)
34.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage
Loan (see Exhibit 34.15)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 34.14)
34.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage
Loan (see Exhibit 34.15)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan
34.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (see Exhibit 34.21)


35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the
Larkspur Landing Hotel Portfolio Mortgage Loan
35.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
MOffett Towers Phasee II Mortgage Loan (see Exhibit 35.3)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 35.3)
35.6 Situs Holdings, LLC, as Special Servicer
35.7 Situs Holdings, LLC, as Special Servicer of the Moffet Towers Phase II Mortgage Loan (see Exhibit 35.6)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator
35.9 Wells Fargo Bank, National Association, as Special Servicer of the Moffett
Towers Phase II Mortgage Loan (see Exhibit 35.8)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the
Moffett Towers Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing
Hotel Portfolio Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan


99.1 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and Cantor Commercial Real Estate Lending, L.P.
(filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on
May 16, 2013 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 16, 2013 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and KeyBank National Association (filed as Exhibit 99.3 to the registrant's
Current Report on Form 8-K filed on May 16, 2013 and incorporated by reference he
