Form 10-K/A
COMM 2013-CCRE7 Mortgage Trust
filed 2014-05-21
CIK 1571236

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)


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

    Not applicable.

  EXPLANATORY NOTES

 The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 28, 2014 (the Original Form 10-K) is (i) to file an amended and restated Report of Assessment of Compliance with Servicing Criteria for Situs Holdings, LLC, as Special Servicer and as Special Servicer of the Moffett Towers Phase II Mortgage Loan, (in such capacities, Situs), dated April 24, 2014, as a replacement to the Report of Assessment of Compliance with Servicing Criteria of Situs, dated March 26, 2014, filed as Exhibits 33.12 and 33.13 of the Exhibits, Financial Statement Schedules under Items 15 to the Original Form 10-K, (ii) to file a revised Attestation Report on Assessment of Compliance with the Applicable Servicing Criteria for Situs, dated April 24, 2014, as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Situs, dated March 13, 2014, filed as Exhibits 34.12 and 34.13 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such amendment and restatement being made to clarify the servicing criteria applicable to Situs. (The remainder of the explanatory notes below are repeated from the Original Form 10-K.)

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

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
(filed as Exhibit 33.4 to the Original
Form 10-K and incorporated by reference herein)
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Park Bridge Lender Services LLC as Operating Advisor (filed as Exhibit 33.8 to the Original
Form 10-K and incorporated by
reference herein)
33.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II
Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.10 Park Bridge Lender Services, LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.11 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.12 Situs Holdings, LLC, as Special Servicer
33.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 33.12)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
(filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)
33.15 Wells Fargo Bank, National Association, as Custodian
(filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
33.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)
33.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II
Mortgage Loan (filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)
33.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)
33.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-
K and incorporated by reference herein)
34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing
Hotel Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
(filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
(filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Park Bridge Lender Services LLC as Operating Advisor (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage
Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.10 Park Bridge Lender Services LLC F Operating Advisor of the Moffett Towers Mortgage Loan
(filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.11 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan
(filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.12 Situs Holdings, LLC, as Special Servicer
34.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 34.12)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
(filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)
34.15 Wells Fargo Bank, National Association, as Custodian
(filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
34.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)
34.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage
Loan (filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)
34.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage
Loan (filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)
34.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)


35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original Form
10-K and incorporated by reference herein)
35.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
(filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
(filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phasee II Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.6 Situs Holdings, LLC, as Special Servicer (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Situs Holdings, LLC, as Special Servicer of the Moffet Towers Phase II Mortgage Loan
(filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.8 to the
Original Form 10-K and incorporated by reference herein)
35.9 Wells Fargo Bank, National Association, as Special Servicer of the Moffett
Towers Phase II Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the
Moffett Towers Mortgage Loan (filed as Exhibit 35.10 to the Original Form 10-K and incorporated by reference herein)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing
Hotel Portfolio Mortgage Loan (filed as Exhibit 35.11 to the Original Form 10-K and incorporated by reference herein)
35.12 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 35.12 to the Original Form 10-K and incorporated by reference herein)

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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   May 21, 2014

   /s/ Natalie Grainger
   Natalie Grainger, Vice President

   Date:   May 21, 2014


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

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
(filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Park Bridge Lender Services LLC as Operating Advisor (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II
Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.10 Park Bridge Lender Services, LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.11 Park Bridge Lender Services LLC as Operating Advisor of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.12 Situs Holdings, LLC, as Special Servicer
33.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(see Exhibit 33.12)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.14 to the
Original Form 10-K and incorporated by reference herein)
33.15 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
33.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)
33.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II
Mortgage Loan (filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (filed as Exhibit 33.14 to the Original Form 10-K and incorporated by reference herein)
33.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(filed as Exhibit 33.15 to the Original Form 10-K and incorporated by reference herein)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)
33.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing
Hotel Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
(filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
(filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.7 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Park Bridge Lender Services LLC as Operating Advisor (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage
Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.10 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan
(filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.11 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan
(filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.12 Situs Holdings, LLC, as Special Servicer
34.13 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan
(See Exhibit 34.12)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
(filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)
34.15 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
34.16 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Phase II Mortgage Loan (filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)
34.17 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage
Loan (filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (filed as Exhibit 34.14 to the Original Form 10-K and incorporated by reference herein)
34.19 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage
Loan (filed as Exhibit 34.15 to the Original Form 10-K and incorporated by reference herein)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel
Portfolio Mortgage Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)
34.21 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio
Mortgage Loan (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)


35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the
Larkspur Landing Hotel Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the
Original Form 10-K and incorporated by reference herein)
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Phasee II Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.6 Situs Holdings, LLC, as Special Servicer (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Situs Holdings, LLC, as Special Servicer of the Moffet Towers Phase II Mortgage Loan (filed as Exhibit 35.6 to the
Original Form 10-K and incorporated by reference herein)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.9 Wells Fargo Bank, National Association, as Special Servicer of the Moffett
Towers Phase II Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the
Moffett Towers Mortgage Loan (filed as Exhibit 35.10 to the Original Form 10-K and incorporated by reference herein)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing
Hotel Portfolio Mortgage Loan (filed as Exhibit 35.11 to the Original Form 10-K and incorporated by reference herein)
35.12 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
(filed as Exhibit 35.12 to the Original Form 10-K and incorporated by reference herein)


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
