Form 10-K
COMM 2013-CCRE7 Mortgage Trust
filed 2015-03-27
CIK 1571236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to _____ from _____

Commission file number of the issuing entity: 333-184376-03

Central Index Key Number of the issuing entity: 0001571236

COMM 2013-CCRE7 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3903369 38-3903370 38-7092922 (I.R.S. Employer Identification Numbers)

c/o Deutsche Bank Trust Company Americas Wells Fargo Bank, N.A.
9062 Old Annapolis Road

Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Moffett Towers Phase II Mortgage Loan, which constituted approximately 13.9% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Phase II Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Moffett Towers Phase II Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10‑K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date. The Moffett Towers Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-LC6 Mortgage Trust transaction, Commission File Number 333-184376-01 (the "COMM 2013-LC6 Transaction"). This loan combination, including the Moffett Towers Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-LC6 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Larkspur Landing Hotel Portfolio Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. The Larkspur Landing Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Larkspur Landing Hotel Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2013-CCRE6 Mortgage Trust transaction, Commission File Number 333-184376-02 (the "COMM 2013-CCRE6 Transaction"). This loan combination, including the Larkspur Landing Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE6 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

Midland Loan Services, a Division of PNC Bank, National Association (“Midland”) is the primary servicer of the Moffett Towers Mortgage Loan and master servicer of the loans serviced under the Pooling and Servicing Agreement. Thus, Midland is a servicer, as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association (“Wells Fargo”) is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the Moffett Towers Mortgage Loan, and the primary servicer and special servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the Moffett Towers Mortgage Loan. Thus, Wells Fargo, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC (“Park Bridge”) is the operating advisor of the Moffett Towers Mortgage Loan and the Larkspur Landing Hotel Portfolio Mortgage Loan and operating advisor of the loans serviced under the Pooling and Servicing Agreement. As a result, Park Bridge is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Park Bridge in the capacity described above are listed in the Exhibit Index.

U. S. Bank National Association acts as trustee with respect to the Larkspur Landing Hotel Portfolio. Pursuant to the pooling and servicing agreement with respect to the COMM 2013-CCRE6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the primary servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan covers Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by primary servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9A (T).  Controls and Procedures.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Moffett Towers Phase II Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on April 22, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,361,700.23 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, N.A., as trustee and certificate administrator, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on April 22, 2013 pursuant to Rule 424(b)(5).

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

Management’s assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) attached to this Annual Report on Form 10-K as Exhibit 33.6 (the “KeyBank Assessment”) identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

Servicing Criteria Impacted:

1122(d)(4)(xv) –Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

Material Instances of Noncompliance with Servicing Criteria:

Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary.  KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

Remediation:

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected.  The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

Transaction	# of impacted mortgage loans to be corrected	Amount of the letters of credit related to such impacted mortgage loans to be corrected ($)
BACM 2005-4	1	2,500,000.00
BACM 2006-1	2	4,122,389.00
BACM 2006-3	4	1,397,562.00
BACM 2006-5	2	477,789.00
BACM 2006-6	4	1,305,983.00
BACM 2007-1	4	1,776,950.00
BACM 2007-2	3	595,091.00
BACM 2007-3	5	5,478,556.00
BACM 2007-4	1	1,000,000.00
BACM 2008-LS1	1	275,346.00
GECMC 2007-C1	2	614,472.00
MLMT 2008-C1	1	102,818.00
COMM 2006-C7	1	355,000.00
MSC 2012-C4	1	2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

*The accountant’s attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Situs Holdings, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC as Operating Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.1)
33.8 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.4)
33.11 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 33.1)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 33.4)
33.15 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 33.5)
33.16 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
33.17 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.16)
33.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan
33.19 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
33.21 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Situs Holdings, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC as Operating Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.1)
34.8 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.4)
34.11 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 34.1)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 34.4)
34.15 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 34.5)
34.16 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
34.17 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.16)
34.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan
34.19 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
34.21 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Situs Holdings, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 35.1)
35.6 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 35.1)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
35.12 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Larkspur Landing Hotel Portfolio Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset Receiving Corporation and KeyBank National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

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
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2015

/s/ Natalie Grainger

Natalie Grainger, Vice President

Date: March 27, 2015

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Situs Holdings, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC as Operating Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.1)
33.8 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.4)
33.11 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 33.1)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 33.4)
33.15 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 33.5)
33.16 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
33.17 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.16)
33.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan
33.19 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
33.21 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Situs Holdings, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC as Operating Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.1)
34.8 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.4)
34.11 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Phase II Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 34.1)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 34.4)
34.15 Park Bridge Lender Services LLC as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 34.5)
34.16 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
34.17 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.16)
34.18 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan
34.19 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
34.21 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Situs Holdings, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 35.1)
35.6 Situs Holdings, LLC, as Special Servicer of the Moffett Towers Phase II Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Phase II Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 35.1)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
35.12 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Larkspur Landing Hotel Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of April 11, 2013, between Deutsche Mortgage & Asset Receiving Corporation and KeyBank National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on May 16, 2013 and incorporated by reference herein).